Form 10-K
period 2022-12-31
BANK 2022-BNK41
filed 2023-03-29
CIK 1920442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2022

OR

// TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 333-259741-03

Central Index Key Number of the issuing entity: 0001920442

BANK 2022-BNK41

(exact name of issuing entity as specified in its charter)

Central Index Key Number of the depositor:0001547361

Morgan Stanley Capital I Inc.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0001102113

Bank of America, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0000740906

Wells Fargo Bank, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:0001541557

Morgan Stanley Mortgage Capital Holdings LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001577313

National Cooperative Bank, N.A.

(exact name of the sponsor as specified in its charter)

New York	38-4224549 38-4224550 38-7290310
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Numbers)

c/o Computershare Trust Company, N.A.

9062 Old Annapolis Road

 Columbia, MD

(Address of principal executive offices)

21045

(Zip Code)

Telephone number, including area code:

(410) 884‑2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:

  NONE.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

  Yes ___ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

  Yes ___ No X

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes X No ___

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

  Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer", "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

 Large accelerated filer ___

Accelerated filer ___

Non-accelerated filer X (Do not check if a smaller reporting company)

Smaller reporting company ___

Emerging growth company ___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

  Not applicable.

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Not applicable.

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

Not applicable.

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

Not applicable.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

  Yes ___ No X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

  Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

  Not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

  Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

  Not applicable.

EXPLANATORY NOTES

The BANK 2022-BNK41 mortgage pool includes the following mortgage loans, each of which is serviced pursuant to a separate pooling and servicing agreement (each, an “Outside Pooling and Servicing Agreement”):

•   the Constitution Center mortgage loan, which is serviced pursuant to the MSC 2022-L8 pooling and servicing agreement attached hereto as Exhibit 4.2;

•   the Life Science Office Portfolio mortgage loan, which is serviced pursuant to the BANK 2022-BNK40 pooling and servicing agreement attached hereto as Exhibit 4.3;

•   the 601 Lexington Avenue mortgage loan, which is serviced pursuant to the BXP 2021-601L trust and servicing agreement attached hereto as Exhibit 4.4;

•   the UCI Research Park Phases 12 & 13 mortgage loan, which is serviced pursuant to the BANK 2022-BNK40 pooling and servicing agreement attached hereto as Exhibit 4.3;

•   the Shearer's Industrial Portfolio mortgage loan, which was serviced pursuant to the Benchmark 2022-B34 pooling and servicing agreement attached hereto as Exhibit 4.5 (from 5/5/22 to 5/11/22) and, following the securitization of the related lead servicing note, the Benchmark 2022-B35 pooling and servicing agreement attached hereto as Exhibit 4.8 (from 5/12/22 to 12/31/22);

•   the Journal Squared Tower 2 mortgage loan, which is serviced pursuant to the WFCM 2022-JS2 trust and servicing agreement attached hereto as Exhibit 4.6;

•   the ExchangeRight Net Leased Portfolio #54 mortgage loan, which is serviced pursuant to the MSC 2022-L8 pooling and servicing agreement attached hereto as Exhibit 4.2;

•   the Silver Sands Premium Outlets mortgage loan, which is serviced pursuant to the BANK 2022-BNK40 pooling and servicing agreement attached hereto as Exhibit 4.3; and

•   the ILPT Logistics Portfolio mortgage loan, which is serviced pursuant to the ILPT 2022-LPFX trust and servicing agreement attached hereto as Exhibit 4.7.

Except as set forth below, each of the parties to each pooling and servicing agreement listed in the Exhibit Index both (1) participates in the servicing function for purposes of Item 1122 of Regulation AB and (2) constitutes a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB for purposes of Item 1123 of Regulation AB:

•   The trustee under a pooling and servicing agreement has a nominal role with respect to the mortgage pool securitized pursuant to such pooling and servicing agreement.  The trustee’s only servicing function is the contingent obligation to make certain advances if the master servicer under such pooling and servicing agreement fails to do so, while all other servicing functions are performed by other parties.  The trustee under each of the pooling and servicing agreements listed in the Exhibit Index has confirmed to the registrant that it has not made any such contingent advances during the reporting period, and consequently, each such trustee does not participate in the servicing function for purposes of Item 1122 of Regulation AB, nor does it perform the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.

•   The certificate administrator under a pooling and servicing agreement performs various payment administration functions solely for the securitization governed by such pooling and servicing agreement and the mortgage pool securitized pursuant to such pooling and servicing agreement and does not have any obligations with respect to any other transaction.  Consequently, the certificate administrator under an Outside Pooling and Servicing Agreement does not participate in the servicing function for purposes of Item 1122 of Regulation AB, nor does it perform the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.

•   The operating advisor under a pooling and servicing agreement represents the interests of senior certificateholders in the transaction governed by such pooling and servicing agreement and is responsible for monitoring the performance of the special servicer under such pooling and servicing agreement and producing certain reports to certificateholders relating to the resolution of the mortgage pool securitized pursuant to such pooling and servicing agreement.  The operating advisor under a pooling and servicing agreement does not have any obligations with respect to any other transaction and is solely obligated to perform loan reporting functions with respect to the securitization governed by such pooling and servicing agreement.  Consequently, the operating advisor under an Outside Pooling and Servicing Agreement neither participates in the servicing function for purposes of Item 1122 of Regulation AB nor performs the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.  In addition, while the operating advisor under a pooling and servicing agreement has certain reporting obligations in respect of the related mortgage pool, it has no obligation to collect or disburse funds in respect of the mortgage pool or to administer any of the underlying mortgage loans.  Consequently, the operating advisor under a pooling and servicing agreement participates in the servicing function for purposes of Item 1122 of Regulation AB, but is not responsible for the “management or collection of the pool assets or making allocations or distributions to holders of the asset-backed securities” within the meaning of “servicer” under Item 1101 of Regulation AB and does not perform the functions of a servicer for purposes of Item 1123 of Regulation AB.

•   The asset representations reviewer under a pooling and servicing agreement has a limited obligation to review certain delinquent mortgage loans after a specified delinquency threshold has been met and the required percentage of certificateholders vote to direct a review of such delinquent mortgage loans, and has no obligation to collect or disburse funds in respect of the mortgage pool, to administer any of the underlying mortgage loans or to perform any servicing function.  Consequently, the asset representations reviewer under a pooling and servicing agreement does not participate in the servicing function for purposes of Item 1122 of Regulation AB, is not responsible for the “management or collection of the pool assets or making allocations or distributions to holders of the asset-backed securities” within the meaning of “servicer” under Item 1101 of Regulation AB and does not perform the functions of a servicer for purposes of Item 1123 of Regulation AB.

•   National Cooperative Bank, N.A. as NCB master servicer and NCB special servicer under the BANK 2022-BNK40 pooling and servicing agreement, only has obligations in respect of certain mortgage loans sold to the BANK 2022-BNK40 securitization trust by National Cooperative Bank, N.A. Such party has no obligations with respect to any mortgage loan included in the BANK 2022-BNK41 mortgage pool and therefore in such capacity does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   KeyBank National Association is the master servicer under the Benchmark 2022-B34 pooling and servicing agreement, pursuant to which the Shearer's Industrial Portfolio mortgage loan was serviced until May 11, 2022, and is the master servicer under the Benchmark 2022-B35 pooling and servicing agreement pursuant to which the Shearer’s Industrial Portfolio mortgage loan is currently serviced.  Because KeyBank National Association is not the BANK 2022-BNK41 master servicer, is not affiliated with any sponsor and serviced only the Shearer's Industrial Portfolio mortgage loan, which constitutes less than 5% of the mortgage pool, KeyBank National Association, as Benchmark 2022-B34 master servicer and Benchmark 2022-B35 master servicer, does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   Berkadia Commercial Mortgage LLC is the servicer under the ILPT 2022-LPFX trust and servicing agreement, pursuant to which the ILPT Logistics Portfolio mortgage loan is serviced.  Because Berkadia Commercial Mortgage LLC is not the BANK 2022-BNK41 master servicer, is not affiliated with any sponsor and services only the ILPT Logistics Portfolio mortgage loan, which constitutes less than 5% of the mortgage pool, Berkadia Commercial Mortgage LLC, as ILPT 2022-LPFX servicer, does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   Situs Holdings, LLC is the special servicer under the BXP 2021-601L trust and servicing agreement, pursuant to which the 601 Lexington Avenue mortgage loan is serviced, the special servicer under the WFCM 2022-JS2 trust and servicing agreement, pursuant to which the Journal Squared Tower 2 mortgage loan is serviced, and the special servicer under the ILPT 2022-LPFX trust and servicing agreement, pursuant to which the ILPT Logistics Portfolio mortgage loan is serviced.  Because Situs Holdings, LLC is not the BANK 2022-BNK41 special servicer, is not affiliated with any sponsor and services only the 601 Lexington Avenue mortgage loan, the Journal Squared Tower 2 mortgage loan and the ILPT Logistics Portfolio mortgage loan, which collectively constitute more than 5% but less than 10% of the mortgage pool, Situs Holdings, LLC, as BXP 2021-601L special servicer, WFCM 2022-JS2 special servicer and ILPT 2022-LPFX special servicer, constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   KeyBank National Association is the special servicer under the Benchmark 2022-B35 pooling and servicing agreement, pursuant to which the Shearer's Industrial Portfolio mortgage loan is serviced.  Because KeyBank National Association is not the BANK 2022-BNK41 special servicer, is not affiliated with any sponsor and services only the Shearer’s Industrial Portfolio mortgage loan, which constitutes less than 5% of the mortgage pool, KeyBank National Association, as Benchmark 2022-B35 special servicer, does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

In addition, each of the following parties engaged the services of certain servicing function participants and sub-servicers for the reporting period, as set forth below:

• Wells Fargo Bank, National Association, as master servicer, engaged the services of CoreLogic Solutions, LLC as a servicing function participant in respect of the entire mortgage pool for the reporting period.

•   Wells Fargo Bank, National Association, as master servicer under the BANK 2022-BNK40 pooling and servicing agreement, pursuant to which the Life Science Office Portfolio mortgage loan, the UCI Research Park Phases 12 & 13 mortgage loan and the Silver Sands Premium Outlets mortgage loan are serviced, engaged the services of CoreLogic Solutions, LLC as a servicing function participant in respect of each such mortgage loan for the reporting period.

•   Wells Fargo Bank, National Association, as servicer under the BXP 2021-601L trust and servicing agreement, pursuant to which the 601 Lexington Avenue mortgage loan is serviced, engaged the services of CoreLogic Solutions, LLC as a servicing function participant in respect of the 601 Lexington Avenue mortgage loan for the reporting period.

•   Wells Fargo Bank, National Association, as servicer under the WFCM 2022-JS2 trust and servicing agreement, pursuant to which the Journal Squared Tower 2 mortgage loan is serviced, engaged the services of CoreLogic Solutions, LLC as a servicing function participant in respect of the Journal Squared Tower 2 mortgage loan for the reporting period.

PART I

Item 1.	Business.
Omitted.
Item 1A.	Risk Factors.
Omitted.
Item 1B.	Unresolved Staff Comments.
None.
Item 2.	Properties.
Omitted.
Item 3.	Legal Proceedings.
Omitted.
Item 4.	Mine Safety Disclosures.
Omitted.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.
Item 6.	[Reserved]

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Omitted.
Item 8.	Financial Statements and Supplementary Data.
Omitted.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.
Item 9A.	Controls and Procedures.
Omitted.
Item 9B.	Other Information.
None.
Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Omitted.
Item 11.	Executive Compensation.
Omitted.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Omitted.
Item 14.	Principal Accountant Fees and Services.
Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

Not applicable.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any enhancement or other support for the certificates as described under Item 1114 (a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments for the certificates as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no legal proceeding pending against the sponsors, depositor, trustee, issuing entity, servicer contemplated by Item 1108(a)(3) of Regulation AB, originator contemplated by Item 1110(b) of Regulation AB, or other party contemplated by Item 1100(d)(1) of Regulation AB, or of which any property of the foregoing is the subject, that is material to security holders, other than as follows:

From time to time, CWCapital Asset Management LLC, a Delaware limited liability company (“CWCAM”), is a party to lawsuits and other legal proceedings as part of its duties as a special servicer (e.g., enforcement of loan obligations) and/or arising in the ordinary course of business. Other than as set forth in the following paragraphs, there are currently no legal proceedings pending, and no legal proceedings known to be contemplated by governmental authorities, against CWCAM or of which any of its property is the subject, that are material to the certificateholders.

On December 17, 2015, U.S. Bank National Association, the trustee under five pooling and servicing agreements for (i) Wachovia Bank Commercial Mortgage Trust 2007-C30, (ii) COBALT CMBS Commercial Trust 2007-C2, (iii) Wachovia Bank Commercial Mortgage Trust 2007-C31, (iv) ML-CFC Commercial Mortgage Trust 2007-5 and (v) ML-CFC Commercial Mortgage Trust 2007-6 commenced a proceeding with the Second Judicial District Court of Ramsey County, Minnesota (the “State Court”) for a declaratory judgment as to the proper allocation of certain proceeds (“Disputed Proceeds”) received by CWCAM in connection with the sale of the Peter Cooper Village and Stuyvesant Town property in New York, New York securing loans held by those trusts. CWCAM was the special servicer of such property. The petition requests the State Court to instruct the trustee, the trust beneficiaries, and any other interested parties as to the amount of the Disputed Proceeds, if any, that constitute penalty interest and/or the amount of the Disputed Proceeds, if any, that constitute gain-on-sale proceeds, with respect to each trust. On February 24, 2016, CWCAM made a limited appearance with the State Court to file a motion to dismiss this proceeding based on lack of jurisdiction, mootness, standing and forum non conveniens. On July 19, 2016, the State Court denied CWCAM’s motion to dismiss. On July 22, 2016, the action was removed to federal court in Minnesota (“Federal Court”). On October 21, 2016, the Federal Court held a hearing on the motion to transfer the action to the United States District Court for the Southern District of New York (“SDNY Court”), a motion to remand to state court and a motion to hear CWCAM’s request for reconsideration of the motion to dismiss. On March 14, 2017, the Federal Court reserved the determination on the motion to hear CWCAM’s request for reconsideration of the motion to dismiss, denied the motion to remand the matter to state court and granted the motion to transfer the proceeding to the SDNY Court. Cross motions for judgment on the pleadings were filed but the SDNY Court was unable to decide the case based on the pleadings and the SDNY Court ordered discovery. All fact discovery was completed in December, 2018 and expert discovery was completed on March 15, 2019. The parties submitted cross motions for summary judgment, and on March 19, 2020, the SDNY Court entered an opinion and order in which it granted summary judgment in CWCAM’s favor and held that CWCAM was entitled to the entire amount of penalty interest and that CWCAM’s determination of Yield Maintenance was correct. In the 127-page opinion, the SDNY Court found for CWCAM on every issue presented by the trustee’s petition, namely, that the funds in dispute constitute penalty interest and yield maintenance, not gain-on-sale proceeds, and that the amount of penalty interest and yield maintenance was correctly calculated. An appeal of the SDNY Court’s decision was taken on April 29, 2020. Oral argument on the appeal occurred on June 21, 2021. On July 14, 2022, the Second Circuit entered a decision affirming in part and reversing in part the SDNY Court’s decision and remanding to the SDNY Court for further proceedings. The Second Circuit affirmed the SDNY’s Court holding that Penalty Interest and Yield Maintenance are paid before Gain-On-Sale Proceeds. The Second Circuit reversed and remanded for further proceedings that portion of the SDNY Court’s decision related to approximately $67.2 million in interest on advances. On January 13, 2023, the parties entered into a settlement agreement, in which (among other things) they agreed to stipulate that the amount of interest on advances that accrued on or before June 3, 2014 is $27.5 million, and that CWCAM would pay that amount into escrow for distribution to certificateholders upon the entry of an order by the Court approving the settlement. U.S. Bank National Association, as Trustee for the trusts, provided notice of the settlement to all parties in interest via a notice program approved by the Court. A hearing on the settlement is scheduled for March 16, 2023.

On December 1, 2017, a complaint against CWCAM and others was filed in the United States District Court for the Southern District of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., No. 17-cv-9463 (the “Original Complaint”). The gravamen of the Original Complaint alleged breaches of a contract and fiduciary duties by CWCAM’s affiliate, CWCapital Investments LLC in its capacity as collateral manager for the collateralized debt obligation transaction involving CWCapital Cobalt Vr, Ltd. In total, there are 14 counts pled in the Original Complaint. Of those 14, 5 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment. On May 23, 2018, the Original Complaint was dismissed for lack of subject matter jurisdiction. On June 28, 2018, CWCapital Cobalt Vr Ltd. filed a substantially similar complaint in the Supreme Court of the State of New York, County of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., Index No. 653277/2018 (the “New Complaint”). The gravamen of the New Complaint is the same as the previous complaint filed in the United State District Court for the Southern District of New York. In total there are 16 counts pled in the New Complaint. Of those 16 counts, 5 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment, 1 count seeks a declaratory judgement that the plaintiff has the right to enforce the contracts in question and 1 count seeks an injunction requiring the defendants to recognize the plaintiff as the directing holder for the trusts in question. On January 11, 2019, the plaintiff dismissed with prejudice the declaratory judgment and injunction counts. The New Complaint and related summons was not served on the defendants until July 13, 2018 and July 16, 2018. The plaintiff’s motion for a preliminary injunction was denied by the court on July 31, 2018. On August 3, 2018, the defendants, including CWCAM, filed a motion to dismiss the New Complaint in its entirety. On August 20, 2019, the court entered an order granting defendants’ motion almost in its entirety, dismissing 11 of the 16 counts and partially dismissing 2 additional counts. Of the remaining counts, 2 are asserted against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment. On September 19, 2019, CWCapital Cobalt Vr Ltd. filed a notice of appeal relating to the August 20, 2019 dismissal order and on September 26, 2019, filed an amended complaint against CWCI and CWCAM attempting to address deficiencies relating to certain of the claims dismissed by the August 20, 2019 order. CWCI and CWCAM filed its Motion to Dismiss the amended complaint on October 28, 2019. The court heard argument on the Motion to Dismiss the amended complaint on January 22, 2020 and on October 23, 2020, the court granted the motion dismissing the amended claims. On November 30, 2020, CWCapital Cobalt Vr Ltd filed a notice of appeal relating to the October 23, 2020 dismissal order. On April 27, 2021, the First Department affirmed the dismissal as to claims against CWCAM that were part of the August 20, 2019 dismissal, but reversed the dismissal of two counts for breach of the Collateral Management Agreement against CWCI. CWCI sought leave to file an appeal of the decision. The plaintiff also sought leave to appeal the dismissal of the claims against CWCAM. Both requests for leave were denied by the First Department. On May 15, 2020, CWCI and CWCAM filed a motion to renew its motion to dismiss as to 4 of the remaining counts (including the remaining two counts against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment), based on a decision entered by Judge Failla in a trust instruction proceeding in the US District Court for the Southern District of New York awarding summary judgment in favor of CWCAM. On September 7, 2021, the court denied the motion to renew. CWCI and CWCAM filed a notice of appeal, which they perfected by the filing of their opening brief on July 1, 2022. On November 15, 2022, the First Department affirmed the court’s denial of the motion to renew. On October 1, 2021, CWCI and CWCAM moved to reargue the denial of the motion to renew (or alternatively, the motion to dismiss) with respect to certain of Cobalt’s claims, including the remaining 2 claims against CWCAM, based on the First Department’s April 27, 2021 decision. On March 24, 2022, the court denied the relief sought in the motion to reargue. CWCI and CWCAM have appealed the court’s decision on the motion to reargue and filed their opening brief on July 11, 2022. The appeal was dismissed as being nonappealable on August 30, 2022. CWCAM believes that it has performed its obligations under the related pooling and servicing agreements in good faith and the remaining allegations in the New Complaint are without merit.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been provided previously in an annual report on Form 10-K of the issuing entity or in the prospectus of the issuing entity filed in a 424(b)(2) filing dated May 5, 2022. In addition, Computershare Trust Company, National Association, the certificate administrator and custodian under the Benchmark 2022-B35 pooling and servicing agreement, pursuant to which the Shearer's Industrial Portfolio mortgage loan is serviced, is also the certificate administrator and custodian under the BANK 2022-BNK41 pooling and servicing agreement, the certificate administrator and custodian under each Outside Pooling and Servicing Agreement and the trustee under the BXP 2021-601L trust and servicing agreement, pursuant to which the 601 Lexington Avenue mortgage loan is serviced, and the WFCM 2022-JS2 trust and servicing agreement, pursuant to which the Journal Squared Tower 2 mortgage loan is serviced.

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Exhibits.

(4.1) Pooling and Servicing Agreement, dated as of May 1, 2022, between Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as general master servicer, Rialto Capital Advisors, LLC, as general special servicer, National Cooperative Bank, N.A., as NCB master servicer and as NCB special servicer, Computershare Trust Company, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A filed on January 19, 2023 under SEC File No. 333-259741-03 and incorporated by reference herein).

(4.2) Pooling and Servicing Agreement, dated as of April 1, 2022, between Morgan Stanley Capital I Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Computershare Trust Company, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, relating to the MSC 2022-L8 securitization transaction, pursuant to which the Constitution Center and ExchangeRight Net Leased Portfolio #54 Mortgage Loans are serviced (filed as Exhibit 4.2 to the registrant's Current Report on Form 8-K/A filed on January 19, 2023 under SEC File No. 333-259741-03 and incorporated by reference herein).

(4.3) Pooling and Servicing Agreement, dated as of March 1, 2022, between Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as general master servicer, CWCapital Asset Management LLC, as general special servicer, National Cooperative Bank, N.A., as NCB master servicer and as NCB special servicer, Computershare Trust Company, N.A., as certificate administrator, Wilmington Trust, National Association, as trustee, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer, relating to the BANK 2022-BNK40 securitization transaction, pursuant to which the Life Science Office Portfolio, UCI Research Park Phases 12 & 13, and Silver Sands Premium Outlets Mortgage Loans are serviced (filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K filed on May 5, 2022 under SEC File No. 333-259741-03 and incorporated by reference herein).

(4.4) Trust and Servicing Agreement, dated as of December 29, 2021, between Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as servicer, Situs Holdings, LLC, as special servicer, and Computershare Trust Company, National Association, as certificate administrator and trustee, relating to the BXP 2021-601L securitization transaction, pursuant to which the 601 Lexington Avenue Mortgage Loan is serviced (filed as Exhibit 4.4 to the registrant's Current Report on Form 8-K filed on May 5, 2022 under SEC File No. 333-259741-03 and incorporated by reference herein).

(4.5) Pooling and Servicing Agreement, dated as of April 1, 2022, between Deutsche Mortgage & Asset Receiving Corporation, as depositor, KeyBank National Association, as master servicer, LNR Partners, LLC, as special servicer, Wilmington Trust, National Association, as trustee, Computershare Trust Company, N.A., as certificate administrator, paying agent and custodian, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, relating to the Benchmark 2022-B34 securitization transaction, pursuant to which the Shearer's Industrial Portfolio Mortgage Loan was serviced from 5/5/22 to 5/11/22 (filed as Exhibit 4.5 to the registrant's Current Report on Form 8-K/A filed on January 19, 2023 under SEC File No. 333-259741-03 and incorporated by reference herein).

(4.6) Trust and Servicing Agreement, dated as of January 27, 2022, between Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as servicer, Situs Holdings, LLC, as special servicer, Computershare Trust Company, N.A., as certificate administrator and trustee, and Park Bridge Lender Services LLC, as operating advisor, relating to the WFCM 2022-JS2 securitization transaction, pursuant to which the Journal Squared Tower 2 Mortgage Loan is serviced (filed as Exhibit 4.6 to the registrant's Current Report on Form 8-K filed on May 5, 2022 under SEC File No. 333-259741-03 and incorporated by reference herein).

(4.7) Trust and Servicing Agreement, dated as of March 6, 2022, between Citigroup Commercial Mortgage Securities Inc., as depositor, Berkadia Commercial Mortgage LLC, as servicer, Situs Holdings, LLC as special servicer, Wilmington Trust, National Association, as trustee, Computershare Trust Company, National Association, as certificate administrator, and Park Bridge Lender Services LLC, as operating advisor, relating to the ILPT 2022-LPFX securitization transaction, pursuant to which the ILPT Logistics Portfolio Mortgage Loan is serviced (filed as Exhibit 4.7 to the registrant's Current Report on Form 8-K filed on May 5, 2022 under SEC File No. 333-259741-03 and incorporated by reference herein).

(4.8) Pooling and Servicing Agreement, dated as of May 1, 2022, between Citigroup Commercial Mortgage Securities Inc., as depositor, KeyBank National Association, as master servicer and as special servicer, Computershare Trust Company, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, relating to the Benchmark 2022-B35 securitization transaction, pursuant to which the Shearer's Industrial Portfolio Mortgage Loan was serviced from 5/12/22 to 12/31/22 (filed as Exhibit 4.8 to the registrant's Current Report on Form 8-K filed on May 17, 2022 under SEC File No. 333-259741-03 and incorporated by reference herein).

(31) Rule 13a-14(d)/15d-14(d) Certification.

(33) Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Computershare Trust Company, National Association, as Certificate Administrator

33.2 Computershare Trust Company, National Association, as Custodian

33.3 Wells Fargo Bank, National Association, as Master Servicer

33.4 National Cooperative Bank, N.A., as NCB Master Servicer

33.5 Rialto Capital Advisors, LLC, as Special Servicer

33.6 National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 33.4)

33.7 Pentalpha Surveillance LLC, as Operating Advisor

33.8 CoreLogic Solutions, LLC, as Servicing Function Participant

33.9 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2022-L8 securitization, pursuant to which the following mortgage loans were serviced by such party: Constitution Center (from 5/5/22 to 12/31/22), ExchangeRight Net Leased Portfolio #54 (from 5/5/22 to 12/31/22)

33.10 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2022-BNK40 securitization, pursuant to which the following mortgage loans were serviced by such party: Life Science Office Portfolio (from 5/5/22 to 12/31/22), UCI Research Park Phases 12 & 13 (from 5/5/22 to 12/31/22, Silver Sands Premium Outlets (from 5/5/22 to 12/31/22) (see Exhibit 33.3)

33.11 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2022-BNK40 securitization, pursuant to which the following mortgage loans were serviced by such party: Life Science Office Portfolio (from 5/5/22 to 12/31/22), UCI Research Park Phases 12 & 13 (from 5/5/22 to 12/31/22, Silver Sands Premium Outlets (from 5/5/22 to 12/31/22) (see Exhibit 33.8)

33.12 Wells Fargo Bank, National Association, as Master Servicer under the BXP 2021-601L securitization, pursuant to which the following mortgage loans were serviced by such party: 601 Lexington Avenue (from 5/5/22 to 12/31/22) (see Exhibit 33.3)

33.13 CoreLogic Solutions, LLC, as Servicing Function Participant under the BXP 2021-601L securitization, pursuant to which the following mortgage loans were serviced by such party: 601 Lexington Avenue (from 5/5/22 to 12/31/22) (see Exhibit 33.8)

33.14 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2022-JS2 securitization, pursuant to which the following mortgage loans were serviced by such party: Journal Squared Tower 2 (from 5/5/22 to 12/31/22) (see Exhibit 33.3)

33.15 CoreLogic Solutions, LLC, as Servicing Function Participant under the WFCM 2022-JS2 securitization, pursuant to which the following mortgage loans were serviced by such party: Journal Squared Tower 2 (from 5/5/22 to 12/31/22) (see Exhibit 33.8)

33.16 LNR Partners, LLC, as Special Servicer under the MSC 2022-L8 securitization, pursuant to which the following mortgage loans were serviced by such party: Constitution Center (from 5/5/22 to 12/31/22), ExchangeRight Net Leased Portfolio #54 (from 5/5/22 to 12/31/22)

33.17 CWCapital Asset Management LLC, as Special Servicer under the BANK 2022-BNK40 securitization, pursuant to which the following mortgage loans were serviced by such party: Life Science Office Portfolio (from 5/5/22 to 12/31/22), UCI Research Park Phases 12 & 13 (from 5/5/22 to 12/31/22, Silver Sands Premium Outlets (from 5/5/22 to 12/31/22)

33.18 Situs Holdings, LLC, as Special Servicer under the BXP 2021-601L securitization, pursuant to which the following mortgage loans were serviced by such party: 601 Lexington Avenue (from 5/5/22 to 12/31/22)

33.19 LNR Partners, LLC, as Special Servicer under the Benchmark 2022-B34 securitization, pursuant to which the following mortgage loans were serviced by such party: Shearer's Industrial Portfolio (from 5/5/22 to 5/11/22) (see Exhibit 33.16)

33.20 Situs Holdings, LLC, as Special Servicer under the WFCM 2022-JS2 securitization, pursuant to which the following mortgage loans were serviced by such party: Journal Squared Tower 2 (from 5/5/22 to 12/31/22) (see Exhibit 33.18)

33.21 Situs Holdings, LLC, as Special Servicer under the ILPT 2022-LPFX securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Logistics Portfolio (from 5/5/22 to 12/31/22) (see Exhibit 33.18)

33.22 Computershare Trust Company, National Association, as Custodian under the MSC 2022-L8 securitization, pursuant to which the following mortgage loans were serviced by such party: Constitution Center (from 5/5/22 to 12/31/22), ExchangeRight Net Leased Portfolio #54 (from 5/5/22 to 12/31/22) (see Exhibit 33.2)

33.23 Computershare Trust Company, National Association, as Custodian under the BANK 2022-BNK40 securitization, pursuant to which the following mortgage loans were serviced by such party: Life Science Office Portfolio (from 5/5/22 to 12/31/22), UCI Research Park Phases 12 & 13 (from 5/5/22 to 12/31/22, Silver Sands Premium Outlets (from 5/5/22 to 12/31/22) (see Exhibit 33.2)

33.24 Computershare Trust Company, National Association, as Custodian under the BXP 2021-601L securitization, pursuant to which the following mortgage loans were serviced by such party: 601 Lexington Avenue (from 5/5/22 to 12/31/22) (see Exhibit 33.2)

33.25 Computershare Trust Company, National Association, as Custodian under the Benchmark 2022-B34 securitization, pursuant to which the following mortgage loans were serviced by such party: Shearer's Industrial Portfolio (from 5/5/22 to 5/11/22) (see Exhibit 33.2)

33.26 Computershare Trust Company, National Association, as Custodian under the Benchmark 2022-B35 securitization, pursuant to which the following mortgage loans were serviced by such party: Shearer's Industrial Portfolio (from 5/12/22 to 12/31/22) (see Exhibit 33.2)

33.27 Computershare Trust Company, National Association, as Custodian under the WFCM 2022-JS2 securitization, pursuant to which the following mortgage loans were serviced by such party: Journal Squared Tower 2 (from 5/5/22 to 12/31/22) (see Exhibit 33.2)

33.28 Computershare Trust Company, National Association, as Custodian under the ILPT 2022-LPFX securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Logistics Portfolio (from 5/5/22 to 12/31/22) (see Exhibit 33.2)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Computershare Trust Company, National Association, as Certificate Administrator

34.2 Computershare Trust Company, National Association, as Custodian

34.3 Wells Fargo Bank, National Association, as Master Servicer

34.4 National Cooperative Bank, N.A., as NCB Master Servicer

34.5 Rialto Capital Advisors, LLC, as Special Servicer

34.6 National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 34.4)

34.7 Pentalpha Surveillance LLC, as Operating Advisor

34.8 CoreLogic Solutions, LLC, as Servicing Function Participant

34.9 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2022-L8 securitization, pursuant to which the following mortgage loans were serviced by such party: Constitution Center (from 5/5/22 to 12/31/22), ExchangeRight Net Leased Portfolio #54 (from 5/5/22 to 12/31/22)

34.10 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2022-BNK40 securitization, pursuant to which the following mortgage loans were serviced by such party: Life Science Office Portfolio (from 5/5/22 to 12/31/22), UCI Research Park Phases 12 & 13 (from 5/5/22 to 12/31/22, Silver Sands Premium Outlets (from 5/5/22 to 12/31/22) (see Exhibit 34.3)

34.11 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2022-BNK40 securitization, pursuant to which the following mortgage loans were serviced by such party: Life Science Office Portfolio (from 5/5/22 to 12/31/22), UCI Research Park Phases 12 & 13 (from 5/5/22 to 12/31/22, Silver Sands Premium Outlets (from 5/5/22 to 12/31/22) (see Exhibit 34.8)

34.12 Wells Fargo Bank, National Association, as Master Servicer under the BXP 2021-601L securitization, pursuant to which the following mortgage loans were serviced by such party: 601 Lexington Avenue (from 5/5/22 to 12/31/22) (see Exhibit 34.3)

34.13 CoreLogic Solutions, LLC, as Servicing Function Participant under the BXP 2021-601L securitization, pursuant to which the following mortgage loans were serviced by such party: 601 Lexington Avenue (from 5/5/22 to 12/31/22) (see Exhibit 34.8)

34.14 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2022-JS2 securitization, pursuant to which the following mortgage loans were serviced by such party: Journal Squared Tower 2 (from 5/5/22 to 12/31/22) (see Exhibit 34.3)

34.15 CoreLogic Solutions, LLC, as Servicing Function Participant under the WFCM 2022-JS2 securitization, pursuant to which the following mortgage loans were serviced by such party: Journal Squared Tower 2 (from 5/5/22 to 12/31/22) (see Exhibit 34.8)

34.16 LNR Partners, LLC, as Special Servicer under the MSC 2022-L8 securitization, pursuant to which the following mortgage loans were serviced by such party: Constitution Center (from 5/5/22 to 12/31/22), ExchangeRight Net Leased Portfolio #54 (from 5/5/22 to 12/31/22)

34.17 CWCapital Asset Management LLC, as Special Servicer under the BANK 2022-BNK40 securitization, pursuant to which the following mortgage loans were serviced by such party: Life Science Office Portfolio (from 5/5/22 to 12/31/22), UCI Research Park Phases 12 & 13 (from 5/5/22 to 12/31/22, Silver Sands Premium Outlets (from 5/5/22 to 12/31/22)

34.18 Situs Holdings, LLC, as Special Servicer under the BXP 2021-601L securitization, pursuant to which the following mortgage loans were serviced by such party: 601 Lexington Avenue (from 5/5/22 to 12/31/22)

34.19 LNR Partners, LLC, as Special Servicer under the Benchmark 2022-B34 securitization, pursuant to which the following mortgage loans were serviced by such party: Shearer's Industrial Portfolio (from 5/5/22 to 5/11/22) (see Exhibit 34.16)

34.20 Situs Holdings, LLC, as Special Servicer under the WFCM 2022-JS2 securitization, pursuant to which the following mortgage loans were serviced by such party: Journal Squared Tower 2 (from 5/5/22 to 12/31/22) (see Exhibit 34.18)

34.21 Situs Holdings, LLC, as Special Servicer under the ILPT 2022-LPFX securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Logistics Portfolio (from 5/5/22 to 12/31/22) (see Exhibit 34.18)

34.22 Computershare Trust Company, National Association, as Custodian under the MSC 2022-L8 securitization, pursuant to which the following mortgage loans were serviced by such party: Constitution Center (from 5/5/22 to 12/31/22), ExchangeRight Net Leased Portfolio #54 (from 5/5/22 to 12/31/22) (see Exhibit 34.2)

34.23 Computershare Trust Company, National Association, as Custodian under the BANK 2022-BNK40 securitization, pursuant to which the following mortgage loans were serviced by such party: Life Science Office Portfolio (from 5/5/22 to 12/31/22), UCI Research Park Phases 12 & 13 (from 5/5/22 to 12/31/22, Silver Sands Premium Outlets (from 5/5/22 to 12/31/22) (see Exhibit 34.2)

34.24 Computershare Trust Company, National Association, as Custodian under the BXP 2021-601L securitization, pursuant to which the following mortgage loans were serviced by such party: 601 Lexington Avenue (from 5/5/22 to 12/31/22) (see Exhibit 34.2)

34.25 Computershare Trust Company, National Association, as Custodian under the Benchmark 2022-B34 securitization, pursuant to which the following mortgage loans were serviced by such party: Shearer's Industrial Portfolio (from 5/5/22 to 5/11/22) (see Exhibit 34.2)

34.26 Computershare Trust Company, National Association, as Custodian under the Benchmark 2022-B35 securitization, pursuant to which the following mortgage loans were serviced by such party: Shearer's Industrial Portfolio (from 5/12/22 to 12/31/22) (see Exhibit 34.2)

34.27 Computershare Trust Company, National Association, as Custodian under the WFCM 2022-JS2 securitization, pursuant to which the following mortgage loans were serviced by such party: Journal Squared Tower 2 (from 5/5/22 to 12/31/22) (see Exhibit 34.2)

34.28 Computershare Trust Company, National Association, as Custodian under the ILPT 2022-LPFX securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Logistics Portfolio (from 5/5/22 to 12/31/22) (see Exhibit 34.2)

(35). Servicer compliance statement.

35.1 Computershare Trust Company, National Association, as Certificate Administrator

35.2 Computershare Trust Company, National Association, as Custodian

35.3 Wells Fargo Bank, National Association, as Master Servicer

35.4 National Cooperative Bank, N.A., as NCB Master Servicer

35.5 Rialto Capital Advisors, LLC, as Special Servicer

35.6 National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 35.4)

35.7 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2022-L8 securitization, pursuant to which the following mortgage loans were serviced by such party: Constitution Center (from 5/5/22 to 12/31/22), ExchangeRight Net Leased Portfolio #54 (from 5/5/22 to 12/31/22)

35.8 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2022-BNK40 securitization, pursuant to which the following mortgage loans were serviced by such party: Life Science Office Portfolio (from 5/5/22 to 12/31/22), UCI Research Park Phases 12 & 13 (from 5/5/22 to 12/31/22, Silver Sands Premium Outlets (from 5/5/22 to 12/31/22) (see Exhibit 35.3)

35.9 Wells Fargo Bank, National Association, as Master Servicer under the BXP 2021-601L securitization, pursuant to which the following mortgage loans were serviced by such party: 601 Lexington Avenue (from 5/5/22 to 12/31/22) (see Exhibit 35.3)

35.10 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2022-JS2 securitization, pursuant to which the following mortgage loans were serviced by such party: Journal Squared Tower 2 (from 5/5/22 to 12/31/22) (see Exhibit 35.3)

35.11 LNR Partners, LLC, as Special Servicer under the MSC 2022-L8 securitization, pursuant to which the following mortgage loans were serviced by such party: Constitution Center (from 5/5/22 to 12/31/22), ExchangeRight Net Leased Portfolio #54 (from 5/5/22 to 12/31/22)

35.12 CWCapital Asset Management LLC, as Special Servicer under the BANK 2022-BNK40 securitization, pursuant to which the following mortgage loans were serviced by such party: Life Science Office Portfolio (from 5/5/22 to 12/31/22), UCI Research Park Phases 12 & 13 (from 5/5/22 to 12/31/22, Silver Sands Premium Outlets (from 5/5/22 to 12/31/22)

35.13 LNR Partners, LLC, as Special Servicer under the Benchmark 2022-B34 securitization, pursuant to which the following mortgage loans were serviced by such party: Shearer's Industrial Portfolio (from 5/5/22 to 5/11/22) (see Exhibit 35.11)

35.14 Computershare Trust Company, National Association, as Custodian under the MSC 2022-L8 securitization, pursuant to which the following mortgage loans were serviced by such party: Constitution Center (from 5/5/22 to 12/31/22), ExchangeRight Net Leased Portfolio #54 (from 5/5/22 to 12/31/22) (see Exhibit 35.2)

35.15 Computershare Trust Company, National Association, as Custodian under the BANK 2022-BNK40 securitization, pursuant to which the following mortgage loans were serviced by such party: Life Science Office Portfolio (from 5/5/22 to 12/31/22), UCI Research Park Phases 12 & 13 (from 5/5/22 to 12/31/22, Silver Sands Premium Outlets (from 5/5/22 to 12/31/22) (see Exhibit 35.2)

35.16 Computershare Trust Company, National Association, as Custodian under the BXP 2021-601L securitization, pursuant to which the following mortgage loans were serviced by such party: 601 Lexington Avenue (from 5/5/22 to 12/31/22) (see Exhibit 35.2)

35.17 Computershare Trust Company, National Association, as Custodian under the Benchmark 2022-B34 securitization, pursuant to which the following mortgage loans were serviced by such party: Shearer's Industrial Portfolio (from 5/5/22 to 5/11/22) (see Exhibit 35.2)

35.18 Computershare Trust Company, National Association, as Custodian under the Benchmark 2022-B35 securitization, pursuant to which the following mortgage loans were serviced by such party: Shearer's Industrial Portfolio (from 5/12/22 to 12/31/22) (see Exhibit 35.2)

35.19 Computershare Trust Company, National Association, as Custodian under the WFCM 2022-JS2 securitization, pursuant to which the following mortgage loans were serviced by such party: Journal Squared Tower 2 (from 5/5/22 to 12/31/22) (see Exhibit 35.2)

35.20 Computershare Trust Company, National Association, as Custodian under the ILPT 2022-LPFX securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Logistics Portfolio (from 5/5/22 to 12/31/22) (see Exhibit 35.2)

(99.1) Mortgage Loan Purchase Agreement, dated as of April 25, 2022, between Morgan Stanley Capital I Inc. and Bank of America, National Association (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on May 5, 2022 under SEC File No. 333-259741-03 and incorporated by reference herein).

(99.2) Mortgage Loan Purchase Agreement, dated as of April 25, 2022, between Morgan Stanley Capital I Inc. and Wells Fargo Bank, National Association  (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K filed on May 5, 2022 under SEC File No. 333-259741-03 and incorporated by reference herein).

(99.3) Mortgage Loan Purchase Agreement, dated as of April 25, 2022, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K filed on May 5, 2022 under SEC File No. 333-259741-03 and incorporated by reference herein).

(99.4) Mortgage Loan Purchase Agreement, dated as of April 25, 2022, between Morgan Stanley Capital I Inc. and National Cooperative Bank, N.A.  (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K filed on May 5, 2022 under SEC File No. 333-259741-03 and incorporated by reference herein).

(99.5) Intercreditor Agreement, dated as of March 1, 2022, by and between Morgan Stanley Bank, N.A., as note A-1 holder, as note A-2 holder, as note A-3 holder, as note A-4 holder, as note A-5 holder, as note A-6 holder, as note A-7 holder, as note A-8 holder and as note A-9 holder, Sun Life Assurance Company of Canada, as note B-1 holder, Sun Life Insurance (Canada) Limited, as note B-2 holder, and Sun Life Hong Kong Limited, as note B-3 holder, relating to the Constitution Center loan combination (filed as Exhibit 99.5 to the registrant's Current Report on Form 8-K filed on May 5, 2022 under SEC File No. 333-259741-03 and incorporated by reference herein).

(99.6) Agreement Between Note Holders, dated as of May 5, 2022, by and between Wells Fargo Bank, National Association, as initial note A-1 holder, Wells Fargo Bank, National Association, as initial note A-2 holder, and Wells Fargo Bank, National Association, as initial note A-3 holder, relating to the Dallas Design District loan combination (filed as Exhibit 99.6 to the registrant's Current Report on Form 8-K filed on May 5, 2022 under SEC File No. 333-259741-03 and incorporated by reference herein).

(99.7) Agreement Between Note Holders, dated as of February 10, 2022, by and between Wells Fargo Bank, National Association, as initial note A-1-1 holder, Wells Fargo Bank, National Association, as initial note A-1-2 holder, Bank of America, National Association, as initial note A-2 holder, and Bank of America, National Association, as initial note A-3 holder, relating to the Life Science Office Portfolio loan combination (filed as Exhibit 99.7 to the registrant's Current Report on Form 8-K filed on May 5, 2022 under SEC File No. 333-259741-03 and incorporated by reference herein).

(99.8) Co-Lender Agreement, dated as of December 29, 2021, by and between Wells Fargo Bank, National Association, as initial note holder of note A-1-S1, note A-1-C1, note A-1-C2, note A-1-C3, note A-1-C4 and note B-1, DBR Investments Co. Limited, as initial note holder of note A-2-S1, note A-2-C1, note A-2-C2, note A-2-C3, note A-2-C4 and note B-2, Morgan Stanley Bank, National Association, as initial note holder of note A-3-S1, note A-3-C1, note A-3-C2, note A-3-C3, note A-3-C4 and note B-3, and Citi Real Estate Funding Inc., as initial note holder of note A-4-S1, note A-4-C1, note A-4-C2, note A-4-C3, note A-4-C4 and note B-4, relating to the 601 Lexington Avenue loan combination (filed as Exhibit 99.8 to the registrant's Current Report on Form 8-K filed on May 5, 2022 under SEC File No. 333-259741-03 and incorporated by reference herein).

(99.9) Agreement Between Note Holders, dated as of February 4, 2022, by and between Bank of America, N.A., as initial note A-1 holder, and Bank of America, N.A., as initial note A-2 holder, and Bank of America, N.A., as initial note A-3 holder, relating to the UCI Research Park Phases 12 & 13 loan combination (filed as Exhibit 99.9 to the registrant's Current Report on Form 8-K filed on May 5, 2022 under SEC File No. 333-259741-03 and incorporated by reference herein).

(99.10) Agreement Between Note Holders, dated as of March 9, 2022, by and between Bank of America, N.A., as initial note A-1 holder and initial note A-2 holder, and Column Financial, Inc., as initial note A-3 holder, relating to the Norfolk Premium Outlets loan combination (filed as Exhibit 99.10 to the registrant's Current Report on Form 8-K filed on May 5, 2022 under SEC File No. 333-259741-03 and incorporated by reference herein).

(99.11) Co-Lender Agreement, dated April 6, 2022, by and among Goldman Sachs Bank USA, as initial holder of Note A-1-1, Goldman Sachs Bank USA, as initial holder of Note A-1-2, Goldman Sachs Bank USA, as initial holder of Note A-1-3, and Wells Fargo Bank, National Association, as initial holder of Note A-2, relating to the Shearer’s Industrial Portfolio loan combination (filed as Exhibit 99.11 to the registrant's Current Report on Form 8-K filed on May 5, 2022 under SEC File No. 333-259741-03 and incorporated by reference herein).

(99.12) Co-Lender Agreement, dated as of November 30, 2021, by and among Wells Fargo Bank, National Association, as initial note holder of note A-1 and note B, Wells Fargo Bank, National Association, as initial note holder of note A-2, Wells Fargo Bank, National Association, as initial note holder of note A-3, and Wells Fargo Bank, National Association, as initial note holder of note A-4, relating to the Journal Squared Tower 2 loan combination (filed as Exhibit 99.12 to the registrant's Current Report on Form 8-K filed on May 5, 2022 under SEC File No. 333-259741-03 and incorporated by reference herein).

(99.13) Agreement Between Note Holders, dated as of April 7, 2022, between Morgan Stanley Bank, N.A., as initial note A-1 holder, Morgan Stanley Bank, N.A., as initial note A-2 holder, and Morgan Stanley Mortgage Capital Holdings LLC, as initial agent, relating to the ExchangeRight Net Leased Portfolio #54 loan combination (filed as Exhibit 99.13 to the registrant's Current Report on Form 8-K filed on May 5, 2022 under SEC File No. 333-259741-03 and incorporated by reference herein).

(99.14) Agreement Between Note Holders, dated as of February 10, 2022, by and between Bank of America, N.A., as initial note A-1 holder, and JPMorgan Chase Bank, National Association, as initial note A-2 holder, and Bank of America, N.A., as initial note A-3 holder, relating to the Silver Sands Premium Outlets loan combination (filed as Exhibit 99.14 to the registrant's Current Report on Form 8-K filed on May 5, 2022 under SEC File No. 333-259741-03 and incorporated by reference herein).

(99.15) Agreement Between Noteholders, dated as of March 6, 2022, by and among Citi Real Estate Funding Inc., as initial note A-1-A holder, initial note A-2-A-1 holder and initial note A-2-A-2 holder, UBS AG, New York Branch, as initial note A-1-B holder, initial note A-2-B-1 holder, initial note A-2-B-2 holder and initial note A-2-B-3 holder, Bank of America, N.A. as initial note A-1-C holder and initial note A-2-C holder, Bank of Montreal, as initial note A-1-D holder and initial note A-2-D holder, Morgan Stanley Bank, N.A., as initial note A-1-E holder and initial A-2-E holder, and Citi Real Estate Funding Inc., as initial note B-1 holder, UBS AG, New York Branch, as initial note B-2 holder, Bank of America, N.A. as initial note B-3 holder, Bank of Montreal, as initial note B-4 holder, and Morgan Stanley Bank, N.A., as initial note B-5 holder, relating to the ILPT Logistics Portfolio loan combination (filed as Exhibit 99.15 to the registrant's Current Report on Form 8-K filed on May 5, 2022 under SEC File No. 333-259741-03 and incorporated by reference herein).

(b) See (a) above.

(c) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Morgan Stanley Capital I Inc.

(Depositor)

By: /s/ Jane Lam

Jane Lam, President

(senior officer in charge of securitization of the depositor)

Date:  March 29, 2023