Form 10-K
period 2023-12-31
BANK 2022-BNK41
filed 2024-03-29
CIK 1920442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2023

OR

// TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 333-259741-03

Central Index Key Number of the issuing entity: 0001920442

BANK 2022-BNK41

(exact name of issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001547361

Morgan Stanley Capital I Inc.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0001102113

Bank of America, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0000740906

Wells Fargo Bank, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001541557

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

(667) 786‑1992

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

•   the Shearer's Industrial Portfolio mortgage loan, which is serviced pursuant to the Benchmark 2022-B35 pooling and servicing agreement attached hereto as Exhibit 4.8;

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

•   KeyBank National Association is the master servicer under the Benchmark 2022-B35 pooling and servicing agreement pursuant to which the Shearer’s Industrial Portfolio mortgage loan is serviced.  Because KeyBank National Association is not the BANK 2022-BNK41 master servicer, is not affiliated with any sponsor and serviced only the Shearer's Industrial Portfolio mortgage loan, which constitutes less than 5% of the mortgage pool, KeyBank National Association, as Benchmark 2022-B35 master servicer, does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

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

PART I

Item 1.	Business.
Omitted.
Item 1A.	Risk Factors.
Omitted.
Item 1B.	Unresolved Staff Comments.
None.
Item 1C.	Cybersecurity.
Omitted.
Item 2.	Properties.
Omitted.
Item 3.	Legal Proceedings.
Omitted.
Item 4.	Mine Safety Disclosures.
Omitted.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.
Item 6.	[Reserved]
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Omitted.
Item 8.	Financial Statements and Supplementary Data.
Omitted.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.
Item 9A.	Controls and Procedures.
Omitted.
Item 9B.	Other Information.
None.
Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Omitted.
Item 11.	Executive Compensation.
Omitted.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Omitted.
Item 14.	Principal Accountant Fees and Services.
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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no legal proceeding pending against the sponsors, depositor, trustee, issuing entity, servicer contemplated by Item 1108(a)(3) of Regulation AB, originator contemplated by Item 1110(b) of Regulation AB, or other party contemplated by Item 1100(d)(1) of Regulation AB, or of which any property of the foregoing is the subject, that is material to security holders.

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

33.5 Rialto Capital Advisors, LLC, as Special Servicer

33.6 National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 33.4)

33.7 Pentalpha Surveillance LLC, as Operating Advisor

33.8 CoreLogic Solutions, LLC, as Servicing Function Participant

33.9 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2022-L8 securitization, pursuant to which the following mortgage loans were serviced by such party: Constitution Center (from 1/1/23 to 12/31/23), ExchangeRight Net Leased Portfolio #54 (from 1/1/23 to 12/31/23)

33.10 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2022-BNK40 securitization, pursuant to which the following mortgage loans were serviced by such party: Life Science Office Portfolio (from 1/1/23 to 12/31/23), UCI Research Park Phases 12 & 13 (from 1/1/23 to 12/31/23, Silver Sands Premium Outlets (from 1/1/23 to 12/31/23) (see Exhibit 33.3)

33.11 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2022-BNK40 securitization, pursuant to which the following mortgage loans were serviced by such party: Life Science Office Portfolio (from 1/1/23 to 12/31/23), UCI Research Park Phases 12 & 13 (from 1/1/23 to 12/31/23), Silver Sands Premium Outlets (from 1/1/23 to 12/31/23) (see Exhibit 33.8)

33.12 Wells Fargo Bank, National Association, as Master Servicer under the BXP 2021-601L securitization, pursuant to which the following mortgage loans were serviced by such party: 601 Lexington Avenue (from 1/1/23 to 12/31/23) (see Exhibit 33.3)

33.13 CoreLogic Solutions, LLC, as Servicing Function Participant under the BXP 2021-601L securitization, pursuant to which the following mortgage loans were serviced by such party: 601 Lexington Avenue (from 1/1/23 to 12/31/23) (see Exhibit 33.8)

33.14 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2022-JS2 securitization, pursuant to which the following mortgage loans were serviced by such party: Journal Squared Tower 2 (from 1/1/23 to 12/31/23) (see Exhibit 33.3)

33.15 CoreLogic Solutions, LLC, as Servicing Function Participant under the WFCM 2022-JS2 securitization, pursuant to which the following mortgage loans were serviced by such party: Journal Squared Tower 2 (from 1/1/23 to 12/31/23) (see Exhibit 33.8)

33.16 LNR Partners, LLC, as Special Servicer under the MSC 2022-L8 securitization, pursuant to which the following mortgage loans were serviced by such party: Constitution Center (from 1/1/23 to 12/31/23), ExchangeRight Net Leased Portfolio #54 (from 1/1/23 to 12/31/23)

33.17 CWCapital Asset Management LLC, as Special Servicer under the BANK 2022-BNK40 securitization, pursuant to which the following mortgage loans were serviced by such party: Life Science Office Portfolio (from 1/1/23 to 12/31/23), UCI Research Park Phases 12 & 13 (from 1/1/23 to 12/31/23, Silver Sands Premium Outlets (from 1/1/23 to 12/31/23)

33.18 Situs Holdings, LLC, as Special Servicer under the BXP 2021-601L securitization, pursuant to which the following mortgage loans were serviced by such party: 601 Lexington Avenue (from 1/1/23 to 12/31/23)

33.19 Situs Holdings, LLC, as Special Servicer under the WFCM 2022-JS2 securitization, pursuant to which the following mortgage loans were serviced by such party: Journal Squared Tower 2 (from 1/1/23 to 12/31/23) (see Exhibit 33.18)

33.20 Situs Holdings, LLC, as Special Servicer under the ILPT 2022-LPFX securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Logistics Portfolio (from 1/1/23 to 12/31/23) (see Exhibit 33.18)

33.21 Computershare Trust Company, National Association, as Custodian under the MSC 2022-L8 securitization, pursuant to which the following mortgage loans were serviced by such party: Constitution Center (from 1/1/23 to 12/31/23), ExchangeRight Net Leased Portfolio #54 (from 1/1/23 to 12/31/23) (see Exhibit 33.2)

33.22 Computershare Trust Company, National Association, as Custodian under the BANK 2022-BNK40 securitization, pursuant to which the following mortgage loans were serviced by such party: Life Science Office Portfolio (from 1/1/23 to 12/31/23), UCI Research Park Phases 12 & 13 (from 1/1/23 to 12/31/23, Silver Sands Premium Outlets (from 1/1/23 to 12/31/23) (see Exhibit 33.2)

33.23 Computershare Trust Company, National Association, as Custodian under the BXP 2021-601L securitization, pursuant to which the following mortgage loans were serviced by such party: 601 Lexington Avenue (from 1/1/23 to 12/31/23) (see Exhibit 33.2)

33.24 Computershare Trust Company, National Association, as Custodian under the Benchmark 2022-B35 securitization, pursuant to which the following mortgage loans were serviced by such party: Shearer's Industrial Portfolio (from 1/1/23 to 12/31/23) (see Exhibit 33.2)

33.25 Computershare Trust Company, National Association, as Custodian under the WFCM 2022-JS2 securitization, pursuant to which the following mortgage loans were serviced by such party: Journal Squared Tower 2 (from 1/1/23 to 12/31/23) (see Exhibit 33.2)

33.26 Computershare Trust Company, National Association, as Custodian under the ILPT 2022-LPFX securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Logistics Portfolio (from 1/1/23 to 12/31/23) (see Exhibit 33.2)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

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

34.5 Rialto Capital Advisors, LLC, as Special Servicer

34.6 National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 34.4)

34.7 Pentalpha Surveillance LLC, as Operating Advisor

34.8 CoreLogic Solutions, LLC, as Servicing Function Participant

34.9 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2022-L8 securitization, pursuant to which the following mortgage loans were serviced by such party: Constitution Center (from 1/1/23 to 12/31/23), ExchangeRight Net Leased Portfolio #54 (from 1/1/23 to 12/31/23)

34.10 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2022-BNK40 securitization, pursuant to which the following mortgage loans were serviced by such party: Life Science Office Portfolio (from 1/1/23 to 12/31/23), UCI Research Park Phases 12 & 13 (from 1/1/23 to 12/31/23, Silver Sands Premium Outlets (from 1/1/23 to 12/31/23) (see Exhibit 34.3)

34.11 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2022-BNK40 securitization, pursuant to which the following mortgage loans were serviced by such party: Life Science Office Portfolio (from 1/1/23 to 12/31/23), UCI Research Park Phases 12 & 13 (from 1/1/23 to 12/31/23), Silver Sands Premium Outlets (from 1/1/23 to 12/31/23) (see Exhibit 34.8)

34.12 Wells Fargo Bank, National Association, as Master Servicer under the BXP 2021-601L securitization, pursuant to which the following mortgage loans were serviced by such party: 601 Lexington Avenue (from 1/1/23 to 12/31/23) (see Exhibit 34.3)

34.13 CoreLogic Solutions, LLC, as Servicing Function Participant under the BXP 2021-601L securitization, pursuant to which the following mortgage loans were serviced by such party: 601 Lexington Avenue (from 1/1/23 to 12/31/23) (see Exhibit 34.8)

34.14 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2022-JS2 securitization, pursuant to which the following mortgage loans were serviced by such party: Journal Squared Tower 2 (from 1/1/23 to 12/31/23) (see Exhibit 34.3)

34.15 CoreLogic Solutions, LLC, as Servicing Function Participant under the WFCM 2022-JS2 securitization, pursuant to which the following mortgage loans were serviced by such party: Journal Squared Tower 2 (from 1/1/23 to 12/31/23) (see Exhibit 34.8)

34.16 LNR Partners, LLC, as Special Servicer under the MSC 2022-L8 securitization, pursuant to which the following mortgage loans were serviced by such party: Constitution Center (from 1/1/23 to 12/31/23), ExchangeRight Net Leased Portfolio #54 (from 1/1/23 to 12/31/23)

34.17 CWCapital Asset Management LLC, as Special Servicer under the BANK 2022-BNK40 securitization, pursuant to which the following mortgage loans were serviced by such party: Life Science Office Portfolio (from 1/1/23 to 12/31/23), UCI Research Park Phases 12 & 13 (from 1/1/23 to 12/31/23, Silver Sands Premium Outlets (from 1/1/23 to 12/31/23)

34.18 Situs Holdings, LLC, as Special Servicer under the BXP 2021-601L securitization, pursuant to which the following mortgage loans were serviced by such party: 601 Lexington Avenue (from 1/1/23 to 12/31/23)

34.19 Situs Holdings, LLC, as Special Servicer under the WFCM 2022-JS2 securitization, pursuant to which the following mortgage loans were serviced by such party: Journal Squared Tower 2 (from 1/1/23 to 12/31/23) (see Exhibit 34.18)

34.20 Situs Holdings, LLC, as Special Servicer under the ILPT 2022-LPFX securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Logistics Portfolio (from 1/1/23 to 12/31/23) (see Exhibit 34.18)

34.21 Computershare Trust Company, National Association, as Custodian under the MSC 2022-L8 securitization, pursuant to which the following mortgage loans were serviced by such party: Constitution Center (from 1/1/23 to 12/31/23), ExchangeRight Net Leased Portfolio #54 (from 1/1/23 to 12/31/23) (see Exhibit 34.2)

34.22 Computershare Trust Company, National Association, as Custodian under the BANK 2022-BNK40 securitization, pursuant to which the following mortgage loans were serviced by such party: Life Science Office Portfolio (from 1/1/23 to 12/31/23), UCI Research Park Phases 12 & 13 (from 1/1/23 to 12/31/23, Silver Sands Premium Outlets (from 1/1/23 to 12/31/23) (see Exhibit 34.2)

34.23 Computershare Trust Company, National Association, as Custodian under the BXP 2021-601L securitization, pursuant to which the following mortgage loans were serviced by such party: 601 Lexington Avenue (from 1/1/23 to 12/31/23) (see Exhibit 34.2)

34.24 Computershare Trust Company, National Association, as Custodian under the Benchmark 2022-B35 securitization, pursuant to which the following mortgage loans were serviced by such party: Shearer's Industrial Portfolio (from 1/1/23 to 12/31/23) (see Exhibit 34.2)

34.25 Computershare Trust Company, National Association, as Custodian under the WFCM 2022-JS2 securitization, pursuant to which the following mortgage loans were serviced by such party: Journal Squared Tower 2 (from 1/1/23 to 12/31/23) (see Exhibit 34.2)

34.26 Computershare Trust Company, National Association, as Custodian under the ILPT 2022-LPFX securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Logistics Portfolio (from 1/1/23 to 12/31/23) (see Exhibit 34.2)

(35). Servicer compliance statement.

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

35.3 Wells Fargo Bank, National Association, as Master Servicer

35.4 National Cooperative Bank, N.A., as NCB Master Servicer

35.5 Rialto Capital Advisors, LLC, as Special Servicer

35.6 National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 35.4)

35.7 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2022-L8 securitization, pursuant to which the following mortgage loans were serviced by such party: Constitution Center (from 1/1/23 to 12/31/23), ExchangeRight Net Leased Portfolio #54 (from 1/1/23 to 12/31/23)

35.8 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2022-BNK40 securitization, pursuant to which the following mortgage loans were serviced by such party: Life Science Office Portfolio (from 1/1/23 to 12/31/23), UCI Research Park Phases 12 & 13 (from 1/1/23 to 12/31/23, Silver Sands Premium Outlets (from 1/1/23 to 12/31/23) (see Exhibit 35.3)

35.9 Wells Fargo Bank, National Association, as Master Servicer under the BXP 2021-601L securitization, pursuant to which the following mortgage loans were serviced by such party: 601 Lexington Avenue (from 1/1/23 to 12/31/23) (see Exhibit 35.3)

35.10 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2022-JS2 securitization, pursuant to which the following mortgage loans were serviced by such party: Journal Squared Tower 2 (from 1/1/23 to 12/31/23) (see Exhibit 35.3)

35.11 LNR Partners, LLC, as Special Servicer under the MSC 2022-L8 securitization, pursuant to which the following mortgage loans were serviced by such party: Constitution Center (from 1/1/23 to 12/31/23), ExchangeRight Net Leased Portfolio #54 (from 1/1/23 to 12/31/23)

35.12 CWCapital Asset Management LLC, as Special Servicer under the BANK 2022-BNK40 securitization, pursuant to which the following mortgage loans were serviced by such party: Life Science Office Portfolio (from 1/1/23 to 12/31/23), UCI Research Park Phases 12 & 13 (from 1/1/23 to 12/31/23, Silver Sands Premium Outlets (from 1/1/23 to 12/31/23)

35.13 Computershare Trust Company, National Association, as Custodian under the MSC 2022-L8 securitization, pursuant to which the following mortgage loans were serviced by such party: Constitution Center (from 1/1/23 to 12/31/23), ExchangeRight Net Leased Portfolio #54 (from 1/1/23 to 12/31/23) (see Exhibit 35.2)

35.14 Computershare Trust Company, National Association, as Custodian under the BANK 2022-BNK40 securitization, pursuant to which the following mortgage loans were serviced by such party: Life Science Office Portfolio (from 1/1/23 to 12/31/23), UCI Research Park Phases 12 & 13 (from 1/1/23 to 12/31/23, Silver Sands Premium Outlets (from 1/1/23 to 12/31/23) (see Exhibit 35.2)

35.15 Computershare Trust Company, National Association, as Custodian under the BXP 2021-601L securitization, pursuant to which the following mortgage loans were serviced by such party: 601 Lexington Avenue (from 1/1/23 to 12/31/23) (see Exhibit 35.2)

35.16 Computershare Trust Company, National Association, as Custodian under the Benchmark 2022-B35 securitization, pursuant to which the following mortgage loans were serviced by such party: Shearer's Industrial Portfolio (from 1/1/23 to 12/31/23) (see Exhibit 35.2)

35.17 Computershare Trust Company, National Association, as Custodian under the WFCM 2022-JS2 securitization, pursuant to which the following mortgage loans were serviced by such party: Journal Squared Tower 2 (from 1/1/23 to 12/31/23) (see Exhibit 35.2)

35.18 Computershare Trust Company, National Association, as Custodian under the ILPT 2022-LPFX securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Logistics Portfolio (from 1/1/23 to 12/31/23) (see Exhibit 35.2)

(99.1) Mortgage Loan Purchase Agreement, dated as of April 25, 2022, between Morgan Stanley Capital I Inc. and Bank of America, National Association (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on May 5, 2022 under SEC File No. 333-259741-03 and incorporated by reference herein).

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

Date:  March 29, 2024