Form 10-K
period 2024-12-31
BANK 2022-BNK41
filed 2025-03-27
CIK 1920442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2024

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

33.5     Rialto Capital Advisors, LLC, as Special Servicer

33.6     National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 33.4)

33.7     Pentalpha Surveillance LLC, as Operating Advisor

33.8     CoreLogic Solutions, LLC, as Servicing Function Participant

33.9     Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2022-L8 securitization, pursuant to which the following mortgage loans were serviced by such party: Constitution Center (from 1/1/24 to 12/31/24), ExchangeRight Net Leased Portfolio #54 (from 1/1/24 to 12/31/24)

33.10  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2022-BNK40 securitization, pursuant to which the following mortgage loans were serviced by such party: Life Science Office Portfolio (from 1/1/24 to 12/31/24), UCI Research Park Phases 12 & 13 (from 1/1/24 to 12/31/24), Silver Sands Premium Outlets (from 1/1/24 to 12/31/24) (see Exhibit 33.3)

33.11  CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2022-BNK40 securitization, pursuant to which the following mortgage loans were serviced by such party: Life Science Office Portfolio (from 1/1/24 to 12/31/24), UCI Research Park Phases 12 & 13 (from 1/1/24 to 12/31/24), Silver Sands Premium Outlets (from 1/1/24 to 12/31/24) (see Exhibit 33.8)

33.12  Wells Fargo Bank, National Association, as Master Servicer under the BXP 2021-601L securitization, pursuant to which the following mortgage loans were serviced by such party: 601 Lexington Avenue (from 1/1/24 to 12/31/24) (see Exhibit 33.3)

33.13  CoreLogic Solutions, LLC, as Servicing Function Participant under the BXP 2021-601L securitization, pursuant to which the following mortgage loans were serviced by such party: 601 Lexington Avenue (from 1/1/24 to 12/31/24) (see Exhibit 33.8)

33.14  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2022-JS2 securitization, pursuant to which the following mortgage loans were serviced by such party: Journal Squared Tower 2 (from 1/1/24 to 12/31/24) (see Exhibit 33.3)

33.15  CoreLogic Solutions, LLC, as Servicing Function Participant under the WFCM 2022-JS2 securitization, pursuant to which the following mortgage loans were serviced by such party: Journal Squared Tower 2 (from 1/1/24 to 12/31/24) (see Exhibit 33.8)

33.16  LNR Partners, LLC, as Special Servicer under the MSC 2022-L8 securitization, pursuant to which the following mortgage loans were serviced by such party: Constitution Center (from 1/1/24 to 12/31/24), ExchangeRight Net Leased Portfolio #54 (from 1/1/24 to 12/31/24)

33.17  CWCapital Asset Management LLC, as Special Servicer under the BANK 2022-BNK40 securitization, pursuant to which the following mortgage loans were serviced by such party: Life Science Office Portfolio (from 1/1/24 to 12/31/24), UCI Research Park Phases 12 & 13 (from 1/1/24 to 12/31/24), Silver Sands Premium Outlets (from 1/1/24 to 12/31/24)

33.18  Situs Holdings, LLC, as Special Servicer under the BXP 2021-601L securitization, pursuant to which the following mortgage loans were serviced by such party: 601 Lexington Avenue (from 1/1/24 to 12/31/24)

33.19  Situs Holdings, LLC, as Special Servicer under the WFCM 2022-JS2 securitization, pursuant to which the following mortgage loans were serviced by such party: Journal Squared Tower 2 (from 1/1/24 to 12/31/24) (see Exhibit 33.18)

33.20  Situs Holdings, LLC, as Special Servicer under the ILPT 2022-LPFX securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Logistics Portfolio (from 1/1/24 to 12/31/24) (see Exhibit 33.18)

33.21  Computershare Trust Company, National Association, as Custodian under the MSC 2022-L8 securitization, pursuant to which the following mortgage loans were serviced by such party: Constitution Center (from 1/1/24 to 12/31/24), ExchangeRight Net Leased Portfolio #54 (from 1/1/24 to 12/31/24) (see Exhibit 33.2)

33.22  Computershare Trust Company, National Association, as Custodian under the BANK 2022-BNK40 securitization, pursuant to which the following mortgage loans were serviced by such party: Life Science Office Portfolio (from 1/1/24 to 12/31/24), UCI Research Park Phases 12 & 13 (from 1/1/24 to 12/31/24), Silver Sands Premium Outlets (from 1/1/24 to 12/31/24) (see Exhibit 33.2)

33.23  Computershare Trust Company, National Association, as Custodian under the BXP 2021-601L securitization, pursuant to which the following mortgage loans were serviced by such party: 601 Lexington Avenue (from 1/1/24 to 12/31/24) (see Exhibit 33.2)

33.24  Computershare Trust Company, National Association, as Custodian under the Benchmark 2022-B35 securitization, pursuant to which the following mortgage loans were serviced by such party: Shearer's Industrial Portfolio (from 1/1/24 to 12/31/24) (see Exhibit 33.2)

33.25  Computershare Trust Company, National Association, as Custodian under the WFCM 2022-JS2 securitization, pursuant to which the following mortgage loans were serviced by such party: Journal Squared Tower 2 (from 1/1/24 to 12/31/24) (see Exhibit 33.2)

33.26  Computershare Trust Company, National Association, as Custodian under the ILPT 2022-LPFX securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Logistics Portfolio (from 1/1/24 to 12/31/24) (see Exhibit 33.2)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

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

34.5     Rialto Capital Advisors, LLC, as Special Servicer

34.6     National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 34.4)

34.7     Pentalpha Surveillance LLC, as Operating Advisor

34.8     CoreLogic Solutions, LLC, as Servicing Function Participant

34.9     Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2022-L8 securitization, pursuant to which the following mortgage loans were serviced by such party: Constitution Center (from 1/1/24 to 12/31/24), ExchangeRight Net Leased Portfolio #54 (from 1/1/24 to 12/31/24)

34.10  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2022-BNK40 securitization, pursuant to which the following mortgage loans were serviced by such party: Life Science Office Portfolio (from 1/1/24 to 12/31/24), UCI Research Park Phases 12 & 13 (from 1/1/24 to 12/31/24), Silver Sands Premium Outlets (from 1/1/24 to 12/31/24) (see Exhibit 34.3)

34.11  CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2022-BNK40 securitization, pursuant to which the following mortgage loans were serviced by such party: Life Science Office Portfolio (from 1/1/24 to 12/31/24), UCI Research Park Phases 12 & 13 (from 1/1/24 to 12/31/24), Silver Sands Premium Outlets (from 1/1/24 to 12/31/24) (see Exhibit 34.8)

34.12  Wells Fargo Bank, National Association, as Master Servicer under the BXP 2021-601L securitization, pursuant to which the following mortgage loans were serviced by such party: 601 Lexington Avenue (from 1/1/24 to 12/31/24) (see Exhibit 34.3)

34.13  CoreLogic Solutions, LLC, as Servicing Function Participant under the BXP 2021-601L securitization, pursuant to which the following mortgage loans were serviced by such party: 601 Lexington Avenue (from 1/1/24 to 12/31/24) (see Exhibit 34.8)

34.14  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2022-JS2 securitization, pursuant to which the following mortgage loans were serviced by such party: Journal Squared Tower 2 (from 1/1/24 to 12/31/24) (see Exhibit 34.3)

34.15  CoreLogic Solutions, LLC, as Servicing Function Participant under the WFCM 2022-JS2 securitization, pursuant to which the following mortgage loans were serviced by such party: Journal Squared Tower 2 (from 1/1/24 to 12/31/24) (see Exhibit 34.8)

34.16  LNR Partners, LLC, as Special Servicer under the MSC 2022-L8 securitization, pursuant to which the following mortgage loans were serviced by such party: Constitution Center (from 1/1/24 to 12/31/24), ExchangeRight Net Leased Portfolio #54 (from 1/1/24 to 12/31/24)

34.17  CWCapital Asset Management LLC, as Special Servicer under the BANK 2022-BNK40 securitization, pursuant to which the following mortgage loans were serviced by such party: Life Science Office Portfolio (from 1/1/24 to 12/31/24), UCI Research Park Phases 12 & 13 (from 1/1/24 to 12/31/24), Silver Sands Premium Outlets (from 1/1/24 to 12/31/24)

34.18  Situs Holdings, LLC, as Special Servicer under the BXP 2021-601L securitization, pursuant to which the following mortgage loans were serviced by such party: 601 Lexington Avenue (from 1/1/24 to 12/31/24)

34.19  Situs Holdings, LLC, as Special Servicer under the WFCM 2022-JS2 securitization, pursuant to which the following mortgage loans were serviced by such party: Journal Squared Tower 2 (from 1/1/24 to 12/31/24) (see Exhibit 34.18)

34.20  Situs Holdings, LLC, as Special Servicer under the ILPT 2022-LPFX securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Logistics Portfolio (from 1/1/24 to 12/31/24) (see Exhibit 34.18)

34.21  Computershare Trust Company, National Association, as Custodian under the MSC 2022-L8 securitization, pursuant to which the following mortgage loans were serviced by such party: Constitution Center (from 1/1/24 to 12/31/24), ExchangeRight Net Leased Portfolio #54 (from 1/1/24 to 12/31/24) (see Exhibit 34.2)

34.22  Computershare Trust Company, National Association, as Custodian under the BANK 2022-BNK40 securitization, pursuant to which the following mortgage loans were serviced by such party: Life Science Office Portfolio (from 1/1/24 to 12/31/24), UCI Research Park Phases 12 & 13 (from 1/1/24 to 12/31/24), Silver Sands Premium Outlets (from 1/1/24 to 12/31/24) (see Exhibit 34.2)

34.23  Computershare Trust Company, National Association, as Custodian under the BXP 2021-601L securitization, pursuant to which the following mortgage loans were serviced by such party: 601 Lexington Avenue (from 1/1/24 to 12/31/24) (see Exhibit 34.2)

34.24  Computershare Trust Company, National Association, as Custodian under the Benchmark 2022-B35 securitization, pursuant to which the following mortgage loans were serviced by such party: Shearer's Industrial Portfolio (from 1/1/24 to 12/31/24) (see Exhibit 34.2)

34.25  Computershare Trust Company, National Association, as Custodian under the WFCM 2022-JS2 securitization, pursuant to which the following mortgage loans were serviced by such party: Journal Squared Tower 2 (from 1/1/24 to 12/31/24) (see Exhibit 34.2)

34.26  Computershare Trust Company, National Association, as Custodian under the ILPT 2022-LPFX securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Logistics Portfolio (from 1/1/24 to 12/31/24) (see Exhibit 34.2)

(35) Servicer compliance statement.

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

35.3     Wells Fargo Bank, National Association, as Master Servicer

35.4     National Cooperative Bank, N.A., as NCB Master Servicer

35.5     Rialto Capital Advisors, LLC, as Special Servicer

35.6     National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 35.4)

35.7     Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2022-L8 securitization, pursuant to which the following mortgage loans were serviced by such party: Constitution Center (from 1/1/24 to 12/31/24), ExchangeRight Net Leased Portfolio #54 (from 1/1/24 to 12/31/24)

35.8     Wells Fargo Bank, National Association, as Master Servicer under the BANK 2022-BNK40 securitization, pursuant to which the following mortgage loans were serviced by such party: Life Science Office Portfolio (from 1/1/24 to 12/31/24), UCI Research Park Phases 12 & 13 (from 1/1/24 to 12/31/24), Silver Sands Premium Outlets (from 1/1/24 to 12/31/24) (see Exhibit 35.3)

35.9     Wells Fargo Bank, National Association, as Master Servicer under the BXP 2021-601L securitization, pursuant to which the following mortgage loans were serviced by such party: 601 Lexington Avenue (from 1/1/24 to 12/31/24) (see Exhibit 35.3)

35.10  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2022-JS2 securitization, pursuant to which the following mortgage loans were serviced by such party: Journal Squared Tower 2 (from 1/1/24 to 12/31/24) (see Exhibit 35.3)

35.11  LNR Partners, LLC, as Special Servicer under the MSC 2022-L8 securitization, pursuant to which the following mortgage loans were serviced by such party: Constitution Center (from 1/1/24 to 12/31/24), ExchangeRight Net Leased Portfolio #54 (from 1/1/24 to 12/31/24)

35.12  CWCapital Asset Management LLC, as Special Servicer under the BANK 2022-BNK40 securitization, pursuant to which the following mortgage loans were serviced by such party: Life Science Office Portfolio (from 1/1/24 to 12/31/24), UCI Research Park Phases 12 & 13 (from 1/1/24 to 12/31/24), Silver Sands Premium Outlets (from 1/1/24 to 12/31/24)

35.13  Computershare Trust Company, National Association, as Custodian under the MSC 2022-L8 securitization, pursuant to which the following mortgage loans were serviced by such party: Constitution Center (from 1/1/24 to 12/31/24), ExchangeRight Net Leased Portfolio #54 (from 1/1/24 to 12/31/24) (see Exhibit 35.2)

35.14  Computershare Trust Company, National Association, as Custodian under the BANK 2022-BNK40 securitization, pursuant to which the following mortgage loans were serviced by such party: Life Science Office Portfolio (from 1/1/24 to 12/31/24), UCI Research Park Phases 12 & 13 (from 1/1/24 to 12/31/24), Silver Sands Premium Outlets (from 1/1/24 to 12/31/24) (see Exhibit 35.2)

35.15  Computershare Trust Company, National Association, as Custodian under the BXP 2021-601L securitization, pursuant to which the following mortgage loans were serviced by such party: 601 Lexington Avenue (from 1/1/24 to 12/31/24) (see Exhibit 35.2)

35.16  Computershare Trust Company, National Association, as Custodian under the Benchmark 2022-B35 securitization, pursuant to which the following mortgage loans were serviced by such party: Shearer's Industrial Portfolio (from 1/1/24 to 12/31/24) (see Exhibit 35.2)

35.17  Computershare Trust Company, National Association, as Custodian under the WFCM 2022-JS2 securitization, pursuant to which the following mortgage loans were serviced by such party: Journal Squared Tower 2 (from 1/1/24 to 12/31/24) (see Exhibit 35.2)

35.18  Computershare Trust Company, National Association, as Custodian under the ILPT 2022-LPFX securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Logistics Portfolio (from 1/1/24 to 12/31/24) (see Exhibit 35.2)

(99.1)  Mortgage Loan Purchase Agreement, dated as of April 25, 2022, between Morgan Stanley Capital I Inc. and Bank of America, National Association (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on May 5, 2022 under SEC File No. 333-259741-03 and incorporated by reference herein).

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

Date:  March 27, 2025